Form 10-K
period 2003-12-31
HOUSEHOLD REVOLVING HOME EQUITY LOAN TRUST 2001-2
filed 2004-03-26
CIK 1170379

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or non-voting class common equity outstanding as of the date of this report.

INTRODUCTORY NOTE

HFC Revolving Corporation is the Depositor (the "Depositor") under a Pooling and Servicing Agreement dated as of November 7, 2001 (the "Agreement") by and among the Depositor, Household Finance Corporation, as Master Servicer (the "Master Servicer"), and Bank One, National Association, as trustee (the "Trustee"), providing for the issuance of Closed-End Home Equity Loan Asset Backed Certificates, Series 2001-2 (the "Certificates"). The Depositor is the originator of the trust called the Household Home Equity Loan Trust 2001-2 (the "Trust").

The Certificates consist of two classes of certificates. As of December 31, 2003, the outstanding principal balance of the Certificates was approximately $162,830,593 and the receivables held by the Trust had an aggregate outstanding principal balance of approximately $295,270,733. No reserve account is held for the benefit of the Certificateholders. The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Depositor or the Master Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Certificates. As of March 25, 2004, there were less than 300 holders of record of each Class of Certificates.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9a. Controls and Procedures. Note Applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Certificates or Class M Certificates; (ii) the principal amount of Certificates owned by each, if known, and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the Class A Certificates and Class M Certificates. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 24, 2004. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 2001-2 Class A Certificateholders

JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$178,325	26.59%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	173,000	25.79%
PNC Bank, National Association MS F-6-F266-02-2 8800 Tinicum Blvd. T Philadelphia, PA 19153	$59,760	8.91%
BNY/Suntrust Bank Portfolio One Wall Street New York, NY 10286	$52,000	7.75%
HSBC Bank & Trust Company (Delaware), National Association 1201 Market Street Wilmington, DE 19801	$50,000	7.46%
Bank of New York One Wall Street New York, NY 10286	$34,380	5.13%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 2001-2 Class M Certificateholders

Wachovia Securities, LLC/Custody One New York Plaza New York, NY 10292	$30,000	35.78%
Deutsche Bank Trust Company Americas 648 Grassmore Park Road Nashville, TN 37211	$23,840	28.43%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$15,000	17.89%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$15,000	17.89%
Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

Item 14. Principal Accountant Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 2003, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2003:

Date of Reports	Items Covered
November 13, 2003 November 28, 2003 December 30, 2003	Item 7. Statement to Certificateholders with respect to distributions made on October 20, 2003, November 20, 2003 and December 22, 2003.
(c) Exhibit 99(a)	Annual Statement to Certificateholders for the year ended December 31, 2003.
Exhibit 99(b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99(c)	Annual Certificate as to Compliance dated March 25, 2004.
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

HOUSEHOLD FINANCE CORPORATION, as Master Servicer of and on behalf of the HOUSEHOLD HOME EQUITY LOAN TRUST 2001-2 (Registrant)

By: /s/ Steven H. Smith
Steven H. Smith Assistant Treasurer
Dated: March 25, 2004

Certification

I, Steven H. Smith, certify that:

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

Date: March 25, 2004

_/s/ Steven H. Smith __

Steven H. Smith

Assistant Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Certificateholders for the year ended December 31, 2003.

Exhibit 99(b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99(c)	Annual Certificate as to Compliance dated March 25, 2004.